Form 10-Q
period 2009-03-31
Universal Acquisitions Corp./DE
filed 2009-05-20
CIK 1434092

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒.
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,000,000 shares of common stock, par value $.0001 per share, outstanding as of May 20, 2009.

UNIVERSAL ACQUISITIONS CORP.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008	1

	Statements of Operations (Unaudited) for the Three Months Ended March 31, 2009 and 2008 and for the Cumulative Period from January 22, 2008 (Inception) to March 31, 2009	2

	Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2009 and 2008 and for the Cumulative Period from January 22, 2008 (Inception) to March 31, 2009	3

	Statements of Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2009	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4T.	Controls and Procedures	13

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

Signatures		15

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

UNIVERSAL ACQUISITIONS CORP.
(A Development Stage Company)
BALANCE SHEETS

	Unaudited	Audited
	March 31, 2009	December 31, 2008
ASSETS

Current Assets
Cash	$6,337	$1,924
Total Current Assets	$6,337	$1,924

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Accounts Payable	$-	$-
Loan Payable (From Director)	$-	$-

Total Current Liabilities	$-	$-

Stockholders' Equity
Preferred stock: $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	$-	$-
Common stock; $0.0001 par value; 100,000,000 shares authorized, 6,000,000 issued and outstanding @ March 31, 2009	$600	$600
Additional Paid-in Capital	$51,903	$36,353
Deficit accumulated during development stage	$(46,166)	$(35,029)

Total Stockholders' Equity	$6,337	$1,924

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,337	$1,924

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ACQUISITIONS CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	January 22, 2008(Inception)
	Ending	Ending	Through
	March 31, 2009	March 31, 2008	March 31, 2009
REVENUES
Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

Operating Expense
Administrative Expense	$3,887	$-	$4,564
Professional Services	$7,250	$-	$41,602

Loss before income tax expense	$(11,137)	$-	$(46,166)
Income tax expense	-	-	-
Net loss	$(11,137)	$-	$(46,166)
Basic earnings per share	$(0.01)	Nil

Weighted average number of common shares outstanding	6,000,000	6,000,000

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ACQUISITIONS CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months	January 22, 2008(Inception)
	Ending	Ended	Through
	March 31, 2009	March 31, 2008	March 31, 2009

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(11,137)	$-	$46,166
Accounts Payable	$-	$-	$-
Total cash provided by (used in) operating activities	$(11,137)	$-	$46,166

CASH FLOW FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	$-	$-	$-
Total cash provided by (used in) investing activities	$-	$-	$-

CASH FLOW FROM FINANCING ACTIVITIES
Contributed Capital	$15,550	$-	$51,903
Issuance of Common Stock	$-	$-	$600
Total cash provided by (used in financing activities)	$15,550	$-	$52,503

Net increase (decrease) in cash	$4,413	$-	$6,337

Cash at beginning of period	$1,924	$-	$-

Cash at end of period	$6,337	$-	$6,337

Supplemental Cash Flow Disclosures:

Cash paid during period for interest	$-	$-	$-
Cash paid during period for taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ACQUISITIONS CORP.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

		Common	Additional	Deficit Accum
	Common	Stock	Paid-in	During
	Stock	Amount	Capital	Dev Stage	Total

Stock issued for cash January 22,2008 at par value of $0.0001 per share	6,000,000	$600	$20,400		$21,000
Contributed Capital August 14, 2008
through November 26, 2008			$15,953		$15,953
Net (loss) for the year 2008				(35,029)	(35,029)
Balance December 31, 2008	6,000,000	$600	$36,353	$(35,029)	$1,924
Contributed Capital January 23, 2009
through March 19, 2009			$15,550		$15,550
Net(loss) 3 months ended March 31,2009				$(11,137)	$(11,137)
Balance March 31, 2009	6,000,000	$600	$51,903	$(46,166)	$6,337

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ACQUISITIONS CORP.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Universal Acquisitions Corp. (the “Company”) was incorporated under the laws of the State of Delaware on January 22, 2008.  The Company is in the development stage. Its activities to date have been limited to capital formation, organization, and development of its business plan.

The Company intends to explore various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Basis of Accounting

The Company’s financial statements are prepared using generally accepted accounting principles.
The Company has elected a fiscal year end of December 31.

b.   Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

c. Advertising Costs

The Company’s policy regarding advertising is to expense it when incurred. The Company has not incurred any advertising expense as of March 31, 2009.

d. Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

e.  Comprehensive Income

The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the period ending March 31, 2009.

f.   Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry-forwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

UNIVERSAL ACQUISITIONS CORP.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009

g.   Basic Earnings (Loss) per Share

In February 1997, the FASB issued SFAS No. 128, “Earnings per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.  SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share.  The Company has adopted the provisions of SFAS No. 128 effective January 22, 2008 (inception).

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

h.  Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

i.   Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share Based Payment Transactions are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the computation of  earnings per share under the two-class method as described in FASB Statement of Financial Accounting standards No. 128 “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have a material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”.  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted.  The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

UNIVERSAL ACQUISITIONS CORP.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.

The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”.  This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”.  This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 3.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company generated net losses of $46,166 during the period from January 22, 2008 (inception) through March 31, 2009.  This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4.   WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

UNIVERSAL ACQUISITIONS CORP.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009

NOTE 5.   RELATED PARTY TRANSACTION

The Company neither owns nor leases any real or personal property.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities as they become available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6.  NET OPERATING LOSSES

As of March 31, 2009 the Company has a net operating loss carry-forward of approximately $46,166. Net operating loss carry-forward, expires twenty years from the date the loss was incurred.

NOTE 7.  INCOME TAXES

	As of March 31, 2009	As of December 31, 2008

Deferred tax assets:
Net operating tax carry-forwards	$1,671	$5,254
Other	-0-	-0-
Gross deferred tax assets	(1,671)	(5,254)
Valuation allowance

Net deferred tax assets	$-0-	$-0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 8.  STOCK TRANSACTIONS

Transactions, other than employees’ stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received.  Transactions with employees’ stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On January 22, 2008 the Company issued 1,000,000 shares of common stock to a director for cash valued at $0.0001 per share.

On January 22, 2008 the Company issued 5,000,000 shares of common stock to 5 investors for cash valued at $0.0001 per share.

As of March 31, 2009   the Company had 6,000,000 shares of common stock issued and outstanding.

UNIVERSAL ACQUISITIONS CORP.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009

NOTE 9.  STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of March 31, 2009.
Common stock, $ 0.0001 par value: 1,000,000 shares authorized; 6,000,000 shares issued and outstanding.
Preferred stock, $ 0.0001 par value:   10,000,000 shares authorized; none issued.

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

Liquidity and Capital Resources

As of March 31, 2009, the Company had current assets equal to $6,337, comprised exclusively of cash.  This compares with the Company’s assets of December 31, 2008 equal to $1,924. The Company’s current liabilities as of March 31, 2009 totaled $0.  This compares with the Company’s current liabilities of $0, as of December 31, 2008.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2009 and for the Cumulative period from January 22, 2008 (Inception) to March 31, 2009:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	For the Cumulative Period from January 22, 2008 (Inception) to March 31, 2009
Net Cash (Used in) Operating Activities	$(11,137)	$-	$46,166
Net Cash (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$15,550	$-	$52,503
Net Increase (Decrease) in Cash and Cash Equivalents	$4,413	$-	$6,337

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 22, 2008 (Inception) to March 31, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended March 31, 2009, the Company had a net loss of $11,137,  consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  This compares with a net loss of $0, for the three months ended March 31, 2008.

For the period from January 22, 2008 (Inception) to March 31, 2009, the Company had a net loss of $46,166, comprised exclusively of administrative, legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in August of 2008 and the filing of the Company’s Quarterly reports on Form 10-Q and Annual Report Form 10-K.

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

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

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

Dated: May 20, 2009	UNIVERSAL ACQUISITIONS CORP.

	By:	/s/ Anna Lo
Anna Lo
President and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer