Form 10-Q
period 2009-06-30
Universal Acquisitions Corp./DE
filed 2009-08-07
CIK 1434092

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,000,000 shares of common stock, par value $.0001 per share, outstanding as of August 7, 2009.

UNIVERSAL ACQUISITIONS CORP.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008	1

	Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2009 and 2008 and for the Cumulative Period from January 22, 2008 (Inception) to June 30, 2009	2

	Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2009 and 2008 for the Cumulative Period from January 22, 2008 (Inception) to June 30, 2009	3

	Statements of Stockholders’ Equity (Deficit) for the Six Months Ended June 30, 2009	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4T.	Controls and Procedures	13

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

Signatures		15

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

UNIVERSAL ACQUISITIONS CORP.
(A Development Stage Company)
BALANCE SHEETS

	Unaudited	Audited
	June 30, 2009	December 31, 2008
ASSETS

Current Assets
Cash	$1,686	$1,924
Total Current Assets	$1,686	$1,924

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Accounts Payable	$-	$-
Loan Payable (From Director)	$-	$-

Total Current Liabilities	$-	$-

Stockholders' Equity
Preferred stock: $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	$-	$-
Common stock; $0.0001 par value; 100,000,000 shares authorized, 6,000,000 issued and outstanding at June 30, 2009	$600	$600
Additional Paid-in Capital	$52,603	$36,353
Deficit accumulated during development stage	$(51,517)	$(35,029)

Total Stockholders' Equity	$1,686	$1,924

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,686	$1,924

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ACQUISITIONS CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months	January 22, 2008
	Ending	Ending	Ending	Ending	(Inception) through
	June 30, 2009	6/30//2008	June 30, 2009	June 30,2008	June 30, 2009
REVENUES
Revenues	$-	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-	$-

Operating Expense
Administrative Expense	$1,076	$677	$4,963	$677	$5,640
Professional Services	$4,275	$15,602	$11,525	$15,602	$45,877

Loss before income tax expense	$(5,351)	$(16,279)	$(16,488)	$(16,279)	$(51,517)

Income tax expense	-	-			-
Net loss	$(5,351)	$(16,279)	$(16,488)	$(16,279)	$(51,517)
Basic earnings per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	6,000,000	6,000,000	6,000,000	6,000,000

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ACQUISITIONS CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months	January 22, 2008
	Ending	Ended	Ended	Ended	(Inception) through
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(11,137)	$-	$(16,488)	$(16,279)	$(51,517)
Accounts Payable	$-	$-	$-	$-	$-
Total cash provided by (used in) operating activities	$(11,137)	$-	$(16,488)	$(16,279)	$(51,517)

CASH FLOW FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	$-	$-	$-	$-	$-
Total cash provided by (used in) investing activities	$-	$-	$-	$-	$-

CASH FLOW FROM FINANCING ACTIVITIES
Contributed Capital	$15,550	$-	$16,250	$20,400	$52,603
Issuance of Common Stock	$-	$-	$-	$600	$600
Total cash provided by (used in financing activities)	$15,550	$-	$16,250	$21,000	$53,203

Net increase (decrease) in cash	$4,413	$-	$(238)	$4,721	$1,686

Cash at beginning of period	$1,924	$-	$1,924	$-	$-

Cash at end of period	$6,337	$-	$1,686	$4,721	$1,686

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ACQUISITIONS CORP.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common	Common	Additional	Deficit Accum
	Stock	Stock	Paid-in	During	Total
		Amount	Capital	Dev Stage

Stock issued for cash January 22,2008 at par value of $0.0001 per share	6,000,000	$600	$20,400		$21,000
Contributed Capital August 14, 2008 through November 26, 2008			$15,953		$15,953
Net (loss) for the year 2008				(35,029)	(35,029)
Balance December 31, 2008	6,000,000	$600	$36,353	$(35,029)	$1,924
Contributed Capital January 23, 2009 through June 30, 2009			$16,250		$16,250
Net(loss) 6 months ended June 30,2009				$(16,488)	$(16,488)

Balance June 30, 2009	6,000,000	$600	$52,603	$(51,517)	$1,686

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ACQUISITIONS CORP.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009

NOTE 1   ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Basis of Accounting

The Company’s financial statements are prepared using generally accepted accounting principles.

The Company has elected a fiscal year end of December 31.

b.   Cash Equivalents

 Cash and cash equivalents include cash in banks, money market funds and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $1,686 in cash and cash equivalents at June 30, 2009.

c. Advertising Costs

The Company’s policy regarding advertising is to expense it when incurred. The Company has not incurred any advertising expense as of June 30, 2009.

d. Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

e.  Comprehensive Income

The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the period ending June 30, 2009.

f.   Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109, “Accounting for Income Taxes,” which requires the use of the asset/liability method of accounting for income tax purposes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss and credit carry-forwards.

UNIVERSAL ACQUISITIONS CORP.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009

f.   Income Taxes (continued)

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

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

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

UNIVERSAL ACQUISITIONS CORP.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009

i.   Recent Accounting Pronouncements (continued)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It is effective 60 days following the SCE’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

NOTE 3   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company generated net losses of $51,517 during the period from January 22, 2008 (inception) through June 30, 2009.  This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

UNIVERSAL ACQUISITIONS CORP.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009

NOTE 4   WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 5   RELATED PARTY TRANSACTION

The Company neither owns nor leases any real or personal property.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities as they become available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflict

NOTE 6   INCOME TAXES

The Company has incurred operating losses of $51,517, which if utilized, will begin to expire in 2028. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements and have been offset by a valuation allowance.

Details of deferred tax assets are as follows:
June 30,
2009
Deferred tax assets:
Net operating loss (from inception to June 30, 2009)	51,517
Statutory tax rate (combined federal and state)	34%
Deferred tax assets	17,516
Valuation allowance	(17,516)
$—

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

The potential future tax benefits of these losses have not been recognized in these financial statements due to the uncertainty of their realization. When the future utilization of some portion of the carry-forwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

NOTE 7   STOCK TRANSACTIONS

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

UNIVERSAL ACQUISITIONS CORP.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009

NOTE 7   STOCK TRANSACTIONS (CONTINUED)

On January 22, 2008 the Company issued 5,000,000 shares of common stock to 5 investors for cash valued at $0.0001 per share.

As of June 30, 2009   the Company had 6,000,000 shares of common stock issued and outstanding.

NOTE 8   STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of June 30, 2009.

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

Liquidity and Capital Resources

As of June 30, 2009, the Company had current assets equal to $1,686, comprised exclusively of cash.  This compares with the Company’s assets of December 31, 2008 equal to $1,924. The Company’s current liabilities as of June 30, 2009 totaled $0. This compares with the Company’s current liabilities of $0, as of December 31, 2008.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2009, the six months ended June 30, 2008 and for the cumulative period from January 22, 2008 (Inception) to June 30, 2009:

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	For the Cumulative Period from January 22, 2008 (Inception) to June 30, 2009
Net Cash (Used in) Operating Activities	$(16,488)	$(16,279)	$51,517
Net Cash (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$16,250	$21,000	$53,203
Net Increase (Decrease) in Cash and Cash Equivalents	$(238)	$4,271	$1,686

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 22, 2008 (Inception) to June 30, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ended June 30, 2009, the Company had a net loss of $5,351 and $16,488, respectively, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 in April of 2009 and Form 10-Q for the quarter ended March 31, 2009 in May of 2009.  This compares with a net loss of $16,279 and $16,279, for the three and six months ended June 30, 2008 in relation to the formation of the Company and the preparation of the Company’s Registration Statement on Form 10.

For the period from January 22, 2008 (Inception) to June 30, 2009, the Company had a net loss of $51,517, comprised exclusively of administrative, legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in August of 2008 and the filing of the Company’s Quarterly reports on Form 10-Q and Annual Report Form 10-K.

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

Item 4.  Controls and Procedures.

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

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

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

Dated: August 7, 2009	UNIVERSAL ACQUISITIONS CORP.

	By:	/s/ Anna Lo
Anna Lo
President and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer